Form 10QSB
period 2005-03-31
Ramtal, Inc.
filed 2005-05-20
CIK 1314636

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 000-51121

RAMTAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	90-0197414
(State of Incorporation)	(IRS Identification Number)

80 Wall Street, Suite 815, New York, New York 10005
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (212) 344-1600

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X  No   (2) Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

600,000-March 31, 2005

RAMTAL, INC.
FORM 10-QSB
March 31, 2005

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)	3
Balance Sheet -
March 31, 2005 and December 31, 2004

Statements of Operations -
Three Months Ended March 31, 2005

Statements of Cash Flows -
Three Months Ended March 31, 2005

Notes to Financial Statements -
Three Months Ended March 31, 2005
5
Item 2 - PLAN OF OPERATION

Item 3 - CONTROLS AND PROCEDURES	5

PART II- OTHER INFORMATION
Item 1 - LEGAL PROCEEDINGS	5

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5

Item 3 - DEFAULTS UPON SENIOR SECURITIES	5

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

Item 5 - OTHER INFORMATION	5

Item 6 - EXHIBITS	6

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAMTAL, INC.
(A Development Stage Company)
Index to Financial Statements

Page
Financial Statements:
Balance Sheets as of March 31, 2005 (unaudited)
and December 31, 2004	F-2

Statements of Operations for the three months ended
March 31, 2005 and for the period September 7,
2004 (inception) to March 31, 2005 (unaudited)	F-3

Statements of Cash Flows for the three months ended
March 31, 2005 and for the period September 7,
2004 (inception) to March 31, 2005 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-5

RAMTAL, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$1,750	$1,750

Total current assets	1,750	1,750

Other assets:
Organization costs	221	233

Total assets	$1,971	$1,983

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$655	$155

Total current liabilities	655	155

Other liabilities	-	-

Total liabilities	655	155

Stockholders' equity:
Preferred stock, $.0001 par value;
20,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, 600,000 shares issued and outstanding	60	60
Additional paid-in capital	2,940	2,940
Deficit accumulated during the development stage	(1,684)	(1,172)

Total stockholders' equity	1,316	1,828

Total liabilities and stockholders' equity	$1,971	$1,983

See notes to financial statements.

RAMTAL, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

		Cumulative During
		the Development
	Three Months	Stage (September
	Ended	7, 2004 to March
	March 31, 2005	31, 2005)

Revenues	$-	$-

Expenses:
General and administrative	512	1,684

Total expenses	512	1,684

Net loss	$(512)	$(1,684)

Net loss per share, basic and diluted	$(0.00)

Weighted average number of common
shares outstanding, basic and diluted	600,000

See notes to financial statements.

RAMTAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative During
		the Development
	Three Months	Stage (September
	Ended	7, 2004 to March
	March 31, 2005	31, 2005)

Cash flows from operating activities:
Net loss	$(512)	$(1,684)
Amortization of organization costs	12	29
Changes in operating assets and liabilities:
Organization costs	-	(250)
Accounts payable and accrued expenses	500	655

Net cash used in operating activities	-	(1,250)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	3,000

Net cash provided by financing activities	-	3,000

Net increase in cash	-	1,750

Cash, beginning of period	1,750	-

Cash, end of period	$1,750	$1,750

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to financial statements.

RAMTAL, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended March 31, 2005
and for the Period September 7, 2004 (Inception)
to March 31, 2005 (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period September 7, 2004 to December 31, 2004 as included in our report on Form 10-SB.

NOTE 2 - ORGANIZATION

Ramtal, Inc. (“Ramtal” or the “Company”) was incorporated in the State of New York on September 7, 2004. The Company is a “blank check” company that plans to look for a suitable business to merge with or acquire.

NOTE 3 - INCOME TAXES

No provision for income taxes has been recorded since the Company has incurred losses since inception.

At March 31, 2005, deferred tax assets consist of:

Net operating loss carryforward	$573
Less valuation allowance	_ (573)

Net	$-

Based on management ‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $573 attributable to the future utilization of $1,684 of the net operating loss carryforward as of March 31, 2005 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2005. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires in years 2024 and 2025 in the amounts of $1,172 and $512, respectively.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has been using as its office the office of its law firm (and owner of 50% of Ramtal outstanding common stock) at no cost to the Company. Although there is no agreement between the parties, management expects this arrangement to continue until a business combination is effected.

The Company has been provided legal services by its law firm (and owner of 50% of Ramtal outstanding common stock) at no cost to the Company.

ITEM 2. PLAN OF OPERATION

The Company was formed to locate and negotiate with a business entity for the combination of that target company with the Company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Item 3. CONTROLS AND PROCEDURES

Ramtal maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Ramtal’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  Management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management’s control objectives.

Ramtal has carried out an evaluation, under the supervision and with the participation of Ramtal’s management, including Ramtal’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Ramtal’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon the foregoing, as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ramtal required to be included in Ramtal’s Exchange Act reports. There has been no change during Ramtal’s fiscal quarter ended March 31, 2005 in our internal control over financial reporting that was identified in connection with the foregoing evaluation which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)  Exhibits

Exhibit No.	Description

31.1	Certification of HOMI’s Chief Executive Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

31.2	Certification of HOMI’s Chief Financial Officer pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934

32.1	Certification of HOMI’s Chief Executive Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

32.2	Certification of HOMI’s Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 the United States Code (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMTAL INVESTMENT HOLDING CO., INC.

By: /s/ Joel Schonfeld
Joel Schonfeld, President, Director

Dated: 05/19/2005